Form 10-Q
period 2009-09-30
ASIA SELECT ACQUISITION II CORP.
filed 2009-11-19
CIK 1469488

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

ASIA SELECT ACQUISITION II CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended
	September 30, 2009, for the Three Months Ended September 30, 2008, for the
	Period May 20, 2008 (Inception) to September 30, 2008 and for the Cumulative
	Period from May 20, 2008 (Inception) to September 30, 2009	3

	Statement of Stockholders Equity (Deficit) as of September 30, 2009
	(unaudited) and March 31, 2009	4

	Statements of Cash Flows (Unaudited) for the Six Months ended September 30,
	2009, the Period from May 20, 2008(Inception) to September 30, 2008 and for
	the Cumulative Period from May 20, 2008 (Inception), to September 30, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and	8
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 6, 2009.

Asia Select Acquisition II Corp.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$47,282	$59,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Due to related parties	$36	$-
Notes payable-related parties	60,000	60,000
	60,036	60,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	500	500
Common stock: $0.0001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding
Additional paid in capital	9,500	9,500
(Deficit) Accumulated During the Development Stage	(22,754)	(10,471)
Total stockholders' Equity (Deficit)	(12,754)	(471)

	$47,282	$59,529

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008	Six Months Ended September 30, 2009	For the Period May 20, 2008 (Inception) to September 30, 2008	Cumulative For the Period May 20, 2008 (Inception) to September 30, 2009
Revenue		$-	$-	$-	$-	$-

Expenses		2,823	2,491	12,283	4,500	22,754

Net loss for the period		$(2,823)	$(2,491)	$(12,283)	$(4,500)	$(22,754)

Loss per share - basic and diluted	$	*	*	*	*

Weighted average number of common shares
outstanding - basic and diluted		5,000,000	5,000,000	5,000,000	5,000,000

* Less than $.01
See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

	Number of common shares	Par Value	Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, May 20, 2008 (date of inception)	-	$-	$-	$-	$-
					-
Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	-	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant	-	-	910	-	910
Net loss for the period	-	-	-	(10,471)	(10,471)
Balance, March 31, 2009	5,000,000	$500	$9,500	$(10,471)	$(471)

Net loss for the period	-	-	-	(12,283)	(12,283)
Balance,September 30, 2009 (Unaudited)	5,000,000	$500	$9,500	$(22,754)	$(12,754)

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
		For the Period	For the Period
	Six Months Ended	May 20, 2008 (Inception) to	May 20, 2008 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,283)	$(4,500)	$(22,754)
Changes in assets and liabilities:
Due to related party	36	-	36
Net cash provided by Operating Activities	(12,247)	(4,500)	(22,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-related parties	-	3,857	60,000
Proceeds from issuance of common stock and warrants	-	643	10,000
Net cash provided by financing activities	-	4,500	70,000

Change in cash and cash equivalents during the period	(12,247)	-	47,282

Cash and cash equivalents, beginning of period	59,529	-	-

Cash and cash equivalents, end of period	$47,282	$-	$47,282

Supplemental Disclosures
Interests paid	-		-
Income taxes paid .	-		-

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

1.	Summary of Significant Accounting Policies

History
Asia Select Acquisition II Corp., (the “Company”) was incorporated in the State of Delaware on May 20, 2008.  The Company has not realized significant revenues to date and therefore is classified as a development stage Corporation as defined in Financial Accounting Standards Board Accounting Standards Codification ("FASB-ASC").    The fiscal year end is March 31.

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

       Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share (Continued)
At September 30, 2009 and 2008, the only potential dilutive securities were 500,001 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

During September 2008, the Company sold for $9,090 cash 5,000,000 shares of its $.0001 par value common stock to various investors. In addition, the Company also sold to these investors for $910 cash warrants to purchase 500,001 shares of common stock at an exercise price of $1.00.  As of September 30, 2008 the Company had received $643 for the subscription agreements and had a subscription receivable in the amount of $9,357.  These warrants expire 5 years from the date the Company consummates a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company.”

3	NOTES PAYABLE-RELATED PARTIES

On September 3, 2008 the Company executed notes payable to related parties totalling $60,000, which are non interest bearing and are due on the date that the Company completes a business combination.  As of September 30, 2008 the Company had received $3,857 of the total note payable.

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

5.            SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between October 1, 2009 and November 19, 2009which is the date the financial statements were issued for possible disclosure or recognition in the financial statements.The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $47,282 comprised exclusively of cash, cash equivalents and prepaid expenses. This compares with assets of $59,529 as of March 31, 2009, comprised exclusively cash and cash equivalents. The Company’s current liabilities as of September 30, 2009 totaled $60,036, comprised exclusively of monies due to related parties and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2009 of $60,000. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from the six months ended September 30, 2009, the period from May 20, 2008 (Inception) to September 30, 2008 and for the cumulative period from May 20, 2008 (Inception) to September 30, 2009:

	For the Six Months Ended September 30, 2009	For the Period from May 20, 2008 (Inception) to September 30, 2008	For the Cumulative Period from May 20, 2008 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$(12,247)	$(4,500)	$(22,718)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$4,500	$70,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(12,247)	$-	$47,282

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 20, 2008 (Inception) to September 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2009, the Company had a net loss of $2,823 and $12,823, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s registration statement on Form 10 in August of 2009.

This compares with a net loss of $2,491 for the three months ended September 30, 2008 and $4,500 for the period from May 20, 2008 (Inception) to September 30, 2008 $22,754 for the period May 20, 2008 (Inception) to September 30, 2009, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s registration statement on Form 10 in August of 2009.

For the cumulative period from May 20, 2008 (Inception) to September 30, 2009, the Company had a net loss of $22,754, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in August of 2009.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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