Form 10-Q
period 2009-12-31
ASIA SELECT ACQUISITION II CORP.
filed 2010-02-02
CIK 1469488

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 1, 2010.

ASIA SELECT ACQUISITION II CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended December 31, 2009, for the Three Months Ended December 31, 2008, for the Period from May 20, 2008 (Inception) to December 31, 2008 and for the Cumulative Period from May 20, 2008 (Inception) to December 31, 2009	3

	Statement of Stockholders Equity (Deficit) as of December 31, 2009 (unaudited) and March 31, 2009	4

	Statements of Cash Flows (Unaudited) for the Nine Months ended December 31, 2009, the Period from May 20, 2008(Inception) to December 31, 2008 and for the Cumulative Period from May 20, 2008 (Inception) to December 31, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended December 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 6, 2009.

Asia Select Acquisition II Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$37,040	$59,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,386	$-
Notes payable-related parties	60,000	60,000
Total Current Liabilities	61,386	60,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock: $0.0001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	9,500	9,500
(Deficit) Accumulated During the Development Stage	(34,346)	(10,471)
Total stockholders' Equity (Deficit)	(24,346)	(471)
	$37,040	$59,529

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	For the Period from	For the Cumulative Period from
	Ended December 31, 2009	Ended December 31, 2008	Ended December 31, 2009	May 20, 2008 (Inception) to December 31, 2008	May 20, 2008 (Inception) to December 31, 2009
Revenue	$-	$-	$-	$-	$-

Expenses	11,592	3,966	23,875	8,466	34,346

Net loss for the period	$(11,592)	$(3,966)	$(23,875)	$(8,466)	$(34,346)

Loss per share -basic and diluted	$ *	*	*	*

Weighted average number of common shares outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

* Less than $.01
See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				(Deficit)
				Accumulated	Total
	Number of		Additional	During the	Stockholders'
	common		Paid-in	Development	Equity
	shares	Par Value	Capital	Stage	(Deficit)
Balance, May 20, 2008 (date of inception)	-	$-	$-	$-	$-
					-
Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	-	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant	-	-	910	-	910
Net loss for the period	-	-	-	(10,471)	(10,471)
Balance, March 31, 2009	5,000,000	500	9,500	(10,471)	(471)

Net loss for the period	-	-	-	(23,875)	(23,875)
Balance, December 31, 2009 (Unaudited)	5,000,000	$500	$9,500	$(34,346)	$(24,346)

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	For the Period from	For the Cumulative Period from
	Ended	May 20, 2008 (Inception) to	May 20, 2008 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,875)	$(8,466)	$(34,346)
Changes in assets and liabilities:
Accounts payable	1,386	-	1,386
Net cash used by Operating Activities	(22,489)	(8,466)	(32,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-related parties	-	60,000	60,000
Proceeds from issuance of common stock and warrants	-	10,000	10,000
Net cash provided by financing activities	-	70,000	70,000

Change in cash and cash equivalents during the period	(22,489)	61,534	37,040

Cash and cash equivalents, beginning of period	59,529	-	-

Cash and cash equivalents, end of period	$37,040	$61,534	$37,040

Supplemental Disclosures
Interests paid	-		-
Income taxes paid .	-		-

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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
December 31, 2009

1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share (Continued)
At September 31, 2009 and 2008, the only potential dilutive securities were 500,001 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

5.            SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between January 1, 2010 and February 1, 2010 which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavour to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $37,040 comprised exclusively of cash and cash equivalents. This compares with assets of $59,529 as of March 31, 2009, comprised exclusively cash and cash equivalents. The Company’s current liabilities as of December 31, 2009 totalled $61,386, comprised exclusively of accounts payable and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2009 of $60,000 comprised exclusively of notes payable to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from the nine ended December 31, 2009, the period from May 20, 2008 (Inception) to December 31, 2008 and for the cumulative period from May 20, 2008 (Inception) to December 31, 2009:

	Nine Months	For the Period from	For the Cumulative Period from
	Ended	May 20, 2008 (Inception) to	May 20, 2008 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
Net Cash (Used in) Operating Activities	$(22,489)	$(8,466)	$(32,960)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$7 0,000	$70,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(22,489)	$61,534	$37,040

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 20, 2008 (Inception) to December 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2008 and for the period from May 20, 2008 (Inception) to December 31, 2008, the Company had a net loss of $3,966 and $8,466, respectively, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s registration statement on Form 10.

For the three and nine months ended December 31, 2009, the Company had a net loss of $11,592 and $23,875, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s registration statement on Form 10 in August of 2009 and the filing of the Company’s Quarterly Report on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 in November of 2009.

For the cumulative period from May 20, 2008 (Inception) to December 31, 2009, the Company had a net loss of $34,346, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s registration statement on Form 10 in August of 2009 and the filing of the Company’s Quarterly Report on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 in November of 2009.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

ASIA SELECT ACQUISITION II CORP.

Dated: February 1, 2010	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer