Form 10-K
period 2010-03-31
ASIA SELECT ACQUISITION II CORP.
filed 2010-06-29
CIK 1469488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 005-85027

ASIA SELECT ACQUISITION II CORP.
 (Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300-1055 West Hastings Street, Vancouver, Canada, V6E 2E9

(Address of principal executive offices)

(604)689-0618

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of March 31, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 29, 2010, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Asia Select Acquisition II Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Asia Select Acquisition II Corp. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on May 20, 2008 and maintains its principal executive offices at 300-1055 West Hastings Street, Vancouver, Canada, V6E 2E9. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 6, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  The Company selected March 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no assets and no operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)          Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)          Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)          Strength and diversity of management, either in place or scheduled for recruitment;

         (d)          Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)          The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)          The extent to which the business opportunity can be advanced;

         (g)          The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)          Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. Our decision-making will be particularly dependent upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce our likelihood of identifying and consummating a successful business combination.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependant on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officer and directors are engaged in outside business activities and are employed on a full-time basis by other entities.  Our officer and directors anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and directors of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any real or personal properties. Office services are provided at a charge of $500 per month by Orient Ventures Ltd. Min Kuang, our president is also the president of Orient Ventures Ltd. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of June 29, 2010, there were three record holders of an aggregate of 5,000,000 shares of the Common Stock issued and outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On September 3, 2008, the Company issued an aggregate of 5,000,000 shares of Common Stock and warrants (the “Warrants”) to purchase 500,001 shares of common stock for an aggregate purchase price equal to $10,000 to our officers and directors and an affiliate of our President, Min Kuang. The warrants may be exercised for an exercise price of $1.00 per share, at any time commencing upon the consummation of our initial business combination and expire five years from such date.

On September 3, 2008 the Company issued promissory notes (the “Notes”) to certain stockholders for an aggregate amount of $60,000 to pay for operating expenses.  The promissory notes are non-interest bearing and are due on  the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company intends to seek a target in will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through the use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

Currently, however our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet out obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our sole officer and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company has assets equal to $26,599, comprised exclusively of cash and cash equivalents.  This compares with assets of $59,529 as of March 31, 2009, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of March 31, 2010 totaled $69,380, comprised exclusively of accounts payable and notes payable to related parties.  This compares to Company’s current liabilities as of March 31, 2009 of $60,000, comprised exclusively of notes payable to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended March 31, 2010, for the period from May 20, 2008 (Inception) to March 31, 2009, and for the cumulative period from May 20, 2008 (Inception) to March 31, 2010.

	Fiscal Year Ended March 31, 2010	For the Period from May 20, 2008 (Inception) to March 31, 2009	For the Cumulative Period from May 20, 2008 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(32,930)	$(10,471)	$(43,401)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$-	$70,000	$70,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(32,930)	$59,529	$26,599

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 20, 2008 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2010, the Company had a net loss of $42,310, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in August of 2009 and the filing of the Company’s periodic reports.

For the period from May 20, 2008 (Inception) to March 31, 2009, the Company had a net loss of $10,471, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10 filed in August of 2009.

For the cumulative period from May 20, 2008 (Inception) to March 31, 2010, the Company had a net loss of $52,781, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2009, and the filing of the Company’s periodic reports.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

Asia Select Acquisition II Corp.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of March 31, 2010 and March 31, 2009	F-3

Statements of Operations for the Year Ended March 31, 2010, for the Period from May 20, 2008 (inception) to March 31, 2009, and for the Cumulative Period from May 20, 2008 (inception) to March 31, 2010
F-4

Statement of Stockholders' Equity (Deficit) from May 20, 2008 (inception) to March 31, 2010	F-5

Statements of Cash Flows for the Year Ended March 31, 2010, for the Period from May 20, 2008 (inception) to March 31, 2009, and for the Cumulative Period from May 20, 2008 (inception) to March 31, 2010
F-6

Notes to Financial Statements	F-7

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
 SUITE 600
DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Select Acquisition II Corp.
Vancouver, B.C., Canada

We have audited the accompanying balance sheets of Asia Select Acquisition II Corp. (a development stage company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2010, and for the periods from inception (May 20, 2008) to March 31, 2009 and 2010. Asia Select Acquisition II Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Select Acquisition II Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended March 31, 2010, and for the periods from inception (May 20, 2008) to March 31, 2009 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
June 29, 2010

Asia Select Acquisition II Corp.
(A Development Stage Company)
Balance Sheets

	March 31, 2010	March 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$26,599	$59,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$9,380	$-
Notes payable-related parties	60,000	60,000
Total current liabilities	69,380	60,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized,
5,000,000 shares issued and outstanding	500	500
Additional paid in capital	9,500	9,500
(Deficit) Accumulated During the Development Stage	(52,781)	(10,471)
Total Stockholders' Equity (Deficit)	(42,781)	(471)

	$26,599	$59,529

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Operations

	For the Year	For the Period from		For the Cumulative Period from
	Ended	May 20, 2008 (Inception) to		May 20, 2008 (Inception) to
	March 31, 2010	March 31, 2009		March 31, 2010
Revenue	$-	$-		$-

Expenses	42,310	10,471		52,781

Net loss for the period	$(42,310)	$(10,471)		$(52,781)

Loss per share - basic and diluted	$(0.01)	$	*

Weighted average number of common shares outstanding - basic and diluted	5,000,000	5,000,000

* Less than $.01
See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				(Deficit)
				Accumulated	Total
	Number of		Additional	During the	Stockholders'
	common		Paid-in	Development	Equity
	shares	Par Value	Capital	Stage	(Deficit)
Balance, May 20, 2008 (date of inception)	-	$-	$-	$-	$-
					-
Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	-	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant	-	-	910	-	910
Net loss for the period	-	-	-	(10,471)	(10,471)
Balance, March 31, 2009	5,000,000	500	9,500	(10,471)	(471)

Net loss for the period	-	-	-	(42,310)	(42,310)
Balance, March 31, 2010	5,000,000	$500	$9,500	$(52,781)	$(42,781)

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Cash Flows

	For the Year	For the Period from	For the Cumulative Period from
	Ended	May 20, 2008 (Inception) to	May 20, 2008 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net loss	$(42,310)	$(10,471)	$(52,781)
Changes in assets and liabilities:
Accounts payable	9,380	-	9,380
Net cash used by Operating Activities	(32,930)	(10,471)	(43,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-related parties	-	60,000	60,000
Proceeds from issuance of common stock and warrants	-	10,000	10,000
Net cash provided by financing activities	-	70,000	70,000

Change in cash and cash equivalents during the year	(32,930)	59,529	26,599

Cash and cash equivalents, beginning	59,529	-	-

Cash and cash equivalents, end	$26,599	$59,529	$26,599

Supplemental Disclosures
Interests paid	-	-	-
Income taxes paid .	-	-	-

See Accompanying Notes to Financial Statements

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
Asia Select Acquisition II Corp., (the “Company”) was incorporated in the State of Delaware on May 20, 2008.  The Company has not realized significant revenues to date and therefore is classified as a development stage Corporation as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".  The fiscal year end is March 31.

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

Income Taxes
In accordance with ASC Topic 740, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company has adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of May 20, 2008.  ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, Accounting for Income Taxes.  As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.  As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for the tax periods ended March 31, 2009 through March 31, 2010 for U.S. Federal Income Tax and for the State of Delaware Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010.

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At March 31, 2010 and 2009, the only potential dilutive securities were 500,001 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

2.	COMMON STOCK

During September 2008, the Company sold for $9,090 cash 5,000,000 shares of its $0.0001 par value common stock to various investors. In addition, the Company also sold to these investors for $910 cash warrants to purchase 500,001 shares of common stock at an exercise price of $1.00.  These warrants expire 5 years from the date the Company consummates a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company.”

3.	NOTES PAYABLE-RELATED PARTIES

On September 3, 2008 the Company executed notes payable to related parties totalling $60,000, which are non interest bearing and are due on the date that the Company completes a business combination.

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of March 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal control over financial reporting that occurred during our last fiscal year ended March 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position

Min Kuang	40	President, Secretary, Treasure and Director
Leanna Doane	50	Director
Anthony Zhou	53	Director

Min Kuang has served as our president, secretary, treasurer and as a member of our board of directors since our inception.  Ms. Kuang is a founder and chief executive officer of Asia Select Investment Fund Inc., a private equity firm established in April 2007, where she is responsible for equity investments, merger & acquisition transactions, taking companies public and fund performance in Canada, U.S.A. and Greater China.  Since May 2008, Ms. Kuang has served as chief financial officer, chief operating officer, secretary and member of the board of directors of Asia Select Acquisition I Corp, a blank check company seeking to acquire a target business in the People’s Republic of China.  She has also been the chief executive officer and sole director of Asia Select Asset Management Limited (Hong Kong) since its formation in 1996 and Asia Select Asset Management Inc. (Canada) since its formation in 2008, each of which is focused on asset management and merger & acquisition activities.  Since 2006, Ms. Kuang has been a chief executive officer, shareholder and director of Orient Venture Capital Inc. (TSX-V: OVC.P) and a shareholder and director of China Select Capital Partners (TSX-V: CH), which are capital pool companies formed to identify, evaluate and acquire the assets of companies with a focus on the clean tech and renewable energy sectors.  Ms. Kuang is also a director of Asia Select Acquisition III Corp., a blank check company seeking to acquire a target business in the People’s Republic of China.  From December 2001 to April 2007, Ms. Kuang was the chief executive officer of Orient Venture ltd., an investment advisory and consulting firm with offices in Canada and China specializing in assisting management in analyzing international merger & acquisition and strategic alternatives to private and public companies in Canada and China. From 1996 to 2006, she invested in and acted as chief executive officer of several start-up technology companies in electronic, communications and healthcare sectors including Andis (China) Electronic Inc., Kingsway (China) Communications Inc., N2 Natural Health (Canada) and Joymain (Canada) Technologies Inc. She also worked with some of the world's most respected names in building automation equipment such as Chubb, Cerberus, Alcatel, and Siemens from 1994 to 2000.  Ms. Kuang received an M.B.A. degree from Lawrence Technology University and a B.A. degree from China.

Leanna Doane has served as a member of our board of directors since our inception.  Since March 2005, she has served as acquisitions manager for Ten 56, Inc., a development and construction company.  Since October 2005, she has also served as a buyer’s agent for Angell Hasman, an agent of residential properties.  Ms. Doane is also a director of Asia Select Acquisition III Corp.  From 1994 to October 2005, she was a sales agent at Re/Max Masters, a company engaged in the listing, marketing and selling of residential properties.  From January 1984 to March 1991, she practiced corporate commercial law at Crown Zellerbach one of the largest forestry companies in British Columbia.  Ms. Doane received a bachelors degree from Simon Fraser University and a LL.B. from the University of British Columbia.

Anthony Zhou has served as a member of our board of directors since our inception.  Since 2000, Mr. Zhou has served as a lawyer with Anthony Zhou & Co., a private law firm he formed.  Since June 2008, he has also served as a principal of China Lighting Equipment Co. Ltd., a private Hong Kong incorporated company, affiliated with Shenzhen Neotimes Lighting Equipment Co., Ltd., a China-based manufacturer of lighting products, including newly-invented high-efficiency energy-saving products, marketing its technology and products globally. Mr. Zhou is also a director of Asia Select Acquisition III Corp.  From 1993 to 1994, he was a lawyer with McCarthy Tetrault, the largest law firm in Canada, in its corporate department, focusing on China related transactions, and, from 1994 to 1997, he worked for Devlin Jensen, a Vancouver based securities law firm, focusing on private and public financing projects, mergers and acquisitions and China joint venture projects. Mr. Zhou received a B.A. from Shanxi University, a diploma of law from China University of Politics and Law in Beijing, China, and a LL.B. from Faculty of Law of Queens University in Ontario, Canada.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2010 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended March 31, 2010 and 2009.

Name and Position	Year	Cash Compensation	Other Compensation

Min Kuang, President, Secretary, Treasurer and Director	2010 2009	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of June 29, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Asia Select Asset Management Limited (Hong Kong) (1) 300-1055 West Hastings St. Vancouver, British Columbia Canada V6E2E9	3,571,428		71.4%

Leanna Doane (2) 300-1055 West Hastings St. Vancouver, British Columbia Canada V6E2E9	714,286		14.3%

Anthony Zhou (3) c/o Anthony Zhou & Company North Office Tower Oakridge Center, Suite 560 650 West 41st Ave. Vancouver, British Columbia, Canada V5Z2M9	714,286		14.3%

Min Kuang (4) 300-1055 West Hastings St. Vancouver, British Columbia Canada V6E2E9	3,571,428	(5)	71.4%

All Directors and Officers as a Group (3 individuals)	5,000,000		100%
————
(1)	Min Kuang, the President, Secretary, and Director of the Company, also serves as President of Asia Select Asset Management.
(2)	Leanna Doane is a director of the Company.
(3)	Anthony Zhou is a director of the Company.
(4)	Min Kuang is the President, Secretary and a director of the Company.
(5)
Represents 3,571,428 shares of Common Stock owned of record by Asia Select Asset Management Limited (Hong Kong). Ms. Huang is the President of Asia Select Asset Management Limited (Hong Kong) and has sole investment and voting control over the shares of Common Stock owned by it. Therefore, Ms. Kuang may be deemed the beneficial owner of these shares of Common Stock.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

On September 3, 2008, the Company issued an aggregate of 5,000,000 shares of Common Stock and warrants (the “Warrants”) to purchase 500,001 shares of common stock for an aggregate purchase price equal to $10,000 to our officers and directors and an affiliate of our President, Min Kuang.  The warrants entitle the registered holder to purchase our common stock at a price of $1.00 per share, at any time commencing upon the consummation of our initial business combination.  The warrants expire five years after such date.  The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.The shares of Common Stock and Warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Exchange Act.

On September 3, 2008, the Company issued promissory notes to Leanna Doane, Anthony Zhou, and Asia Select Investment Fund Inc. for an aggregate amount of $60,000 to pay for operating expenses. Min Kuang is the president of Asia Select Asset Management Limited. The promissory notes are non-interest bearing and are due on  the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

Orient Ventures Ltd., is providing certain general and administrative services to us for a charge of $500 per month. Our president is also the president of Orient Ventures Ltd.

The Company will also reimburse its officers and directors for any out of pocket expenses incurred for providing services on the Company’s behalf.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent therefore the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our board of directors has determined that Mr. Zhou and Ms. Doane are independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our annual reports on Form 10-K or services that are normally provided in connection with statutory and regulatory filings were $11,210 and $7,630 for the fiscal years ended March 31, 2010 and 2009.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2010 and 2009.

Tax Fees

There were no fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were for the fiscal year ended March 31, 2010 and 2009.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal years ended March 31, 2010 and 2009.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

—————
*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2010

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2010

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on August 6, 2009 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA SELECT ACQUISITION II CORP.

Dated: June 29, 2010	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Min Kuang	President, Secretary and Director	June 29, 2010
Min Kuang

/s/ Leanna Doane	Director	June 29, 2010
Leanna Doane

/s/ Anthony Zhou	Director	June 29, 2010
Anthony Zhou