Form 10-Q
period 2010-06-30
ASIA SELECT ACQUISITION II CORP.
filed 2010-08-17
CIK 1469488

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53752

Asia Select Acquisition II Corp.
(Exact name of registrant as specified in its charter)

Delaware	42-1772888
(State or other jurisdiction	(I.R.S. Employer Identification Number)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 16, 2010.

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

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2010.

Asia Select Acquisition II Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2010 $	March 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	17,633	26,599

Total Assets	17,633	26,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	3,129	9,380
Due to related party	60,000	60,000

Total Liabilities	63,129	69,380

Stockholders’ Deficit

Preferred Stock, 1,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	9,500	9,500

Deficit accumulated during the development stage	(55,496)	(52,781)

Total Stockholders’ Deficit	(45,496)	(42,781)

Total Liabilities and Stockholders’ Deficit	17,633	26,599

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Accumulated from May 20, 2008 (date of inception)
	June 30,	June 30	to June 30,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4)	2,715	9,460	55,496

Total Expenses	2,715	9,460	55,496

Net Loss	(2,715)	(9,460)	(55,496)

Net Loss Per Common Share, Basic and Diluted	–	–

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition II Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three months ended June 30, 2010	Three months Ended June 30, 2009	Accumulated from May 20, 2008 (date of inception) to June 30, 2010
	$	$	$

Operating Activities

Net loss	(2,715)	(9,460)	(55,496)

Changes in operating assets and liabilities:

Accounts payable	(6,251)	–	3,129
Due to related parties	–	36	–

Net Cash Used in Operating Activities	(8,966)	(9,424)	(52,367)

Financing Activities

Advance from related party	–	–	60,000
Proceeds from the issuance of common stock	–	–	10,000

Net Cash Provided by Financing Activities	–	–	70,000

Increase (Decrease) in Cash	(8,966)	(9,424)	17,633

Cash, Beginning of Period	26,599	59,529	–

Cash, End of Period	17,633	50,105	17,633

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Asia Select Acquisition II Corp. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its obligations in the normal course of business. As of June 30, 2010, the Company has not generated any revenues, has a working capital deficit of $45,496, and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the acquisition of a business and attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will be adopted on April 1 2011 but is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will be adopted on April 1, 2011 but is not expected to have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB Accounting Standards Update 2010-10 (“ASU 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds”. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s financial statements.

Asia Select Acquisition II Corp.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(unaudited)

3.	Recent Accounting Pronouncements (continued)

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s financial statements.

4.	Related Party Transactions

During the three months ended June 30, 2010, the Company paid $1,500 (2009 - $1,500) in office and administrative fees to a company controlled by the President of the Company.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $17,633 comprised exclusively of cash. This compares with assets of $26,599, comprised exclusively of cash as of March 31, 2010. The Company’s current liabilities as of June 30, 2010 totaled $63,129 comprised exclusively of accounts payable and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2010 of $69,380. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2010 and June 30, 2009 and the period from May 20, 2008 (Inception) to June 30, 2010:

	For the Three Months Ended June 30, 2010	For the Three Months ended June 30, 2009	For the Cumulative Period from May 20, 2008 (Inception) to June 30, 2010

Net Cash (Used in) Operating Activities	$(8,966)	$(9,424)	$(52,367)

Net Cash (Used in) Investing Activities	$-	$-	$-

Net Cash Provided by Financing Activities	$-	$-	$70,000

Net Increase (decrease) in Cash	$(8,966)	$(9,424)	$17,633

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 20, 2008 (Inception) to June 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2010, the Company had a net loss of $2,715, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s periodic reports in connections with the Company’s Securities Exchange Act filings.

For the three months ended June 30, 2009, the Company had a net loss of $9,460, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Form 10 in August of 2009.

For the cumulative period from May 20, 2008 (Inception) to June 30, 2010, the Company had a net loss of $55,496 comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2009 the filing of the Company’s periodic reports in connections with the Company’s Securities Exchange Act filings.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 20, 2008.

*3.2	By-laws.

17.1	Resignation Letter, dated August 16, 2010 from Leanna Doane to the Company’s Board of Directors.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

ASIA SELECT ACQUSITION II CORP.

Dated: August 16, 2010	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer