Form 10-K
period 2011-03-31
ASIA SELECT ACQUISITION II CORP.
filed 2011-06-30
CIK 1469488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

As of March 31, 2011, there was one non-affiliate holder of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 29, 2011, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

 (f)       The extent to which the business opportunity can be advanced; and

 (g)      The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

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

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any real or personal properties. Office services are provided at a charge of $500 per month by China Select Capital Partners Corp. Min Kuang, our president is also the president of China Select Capital Partners Corp. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of June 29, 2011, there were 3 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2011.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $799 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $799, comprised exclusively of cash. This compares assets equal to $26,599, comprised exclusively of cash as of March 31, 2010. As of March 31, 2011, the Company has current liabilities equal to $68,013, comprised of accounts payable and accrued liabilities and notes payable to related parties. This compares with liabilities of $69,380, comprised of accounts payable and notes payables to related parties as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2011 and 2010 and for the cumulative period from May 20, 2008 (Inception) to March 31, 2011:

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010	Accumulated from May 20, 2008 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$(28,245)	$(32,930)	$(71,646)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$2,445	$-	$72,445
Net Increase (Decrease) in Cash and Cash Equivalents	$(25,800)	$(32,930)	$799

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 20, 2008 (Inception) to March 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2011, the Company had a net loss of $24,433, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended March 31, 2010, the Company had a net loss of $42,310, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s registration statement on Form 10 in August of 2009 and periodic reports.

For the cumulative period from May 20, 2008 (Inception) to March 31, 2011, the Company had a net loss of $77,214, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in August 2009, and the filing of the Company’s periodic reports.

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
A Development Stage Company

-TABLE OF CONTENTS-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Select Acquisition II Corp.

We have audited the accompanying balance sheet of Asia Select Acquisition II Corp. as of March 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from April 1, 2010 to March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and the results of its operations and its cash flows for the year then ended and accumulated from April 1, 2010 to March 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

June 14, 2011

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
 SUITE 600
DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Select Acquisition II Corp.
Vancouver, B.C., Canada

We have audited the accompanying balance sheet of Asia Select Acquisition II Corp. (a development stage company) as of March 31, 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2010, and for the period from inception (May 20, 2008) to March 31, 2010. Asia Select Acquisition II Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Select Acquisition II Corp. as of December 31, 2010, and the results of its operations and its cash flows for the year ended March 31, 2010, and for the period from inception (May 20, 2008) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

/s/ AJ. Robbins, P.C.
Denver, Colorado
June 29, 2010

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31, 2011 $	March 31, 2010 $

ASSETS

Current Assets

Cash	799	26,599

Total Assets	799	26,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	5,568	9,380
Notes Payable related parties (Note 3)	62,445	60,000

Total Liabilities	68,013	69,380

Commitments and Contingencies:

Stockholders’ Deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	9,500	9,500

Deficit accumulated during the development stage	(77,214)	(52,781)

Total Stockholders’ Deficit	(67,214)	(42,781)

Total Liabilities and Stockholders’ Deficit	799	26,599

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Year ended	Year ended	Accumulated from May 20, 2008 (date of inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3)	24,433	42,310	77,214

Total Expenses	24,433	42,310	77,214

Net Loss	(24,433)	(42,310)	(77,214)

Net Loss Per Common Share, Basic and Diluted	–	(0.01)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	#	$	$	$	$

Balance, May 20, 2008 (date of inception)	–	–	–	–	–

Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	–	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant			910		910

Net loss for the period	–	–	–	(10,471)	(10,471)

Balance, March 31, 2009	5,000,000	500	9,500	(10,471)	(471)

Net loss for the year	–	–	–	(42,310)	(42,310)

Balance, March 31, 2010	5,000,000	500	9,500	(52,781)	(42,781)

Net loss for the year	–	–	–	(24,433)	(24,433)

Balance, March 31, 2011	5,000,000	500	9,500	(77,214)	(67,214)

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Year ended March 31, 2011	Year ended March 31, 2010	Accumulated from May 20, 2008 (date of inception) to March 31, 2011
	$	$	$

Operating Activities

Net loss for the period	(24,433)	(42,310)	(77,214)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(3,812)	9,380	5,568

Net Cash Used in Operating Activities	(28,245)	(32,930)	(71,646)

Financing Activities

Notes payable related party	2,445	–	62,445
Proceeds from the issuance of common stock and warrants	–	–	10,000

Net Cash Provided by Financing Activities	2,445	–	72,445

Increase (Decrease) in Cash and equivalents	(25,800)	(32,930)	799

Cash and equivalents, Beginning of Period	26,599	59,529	–

Cash and equivalents, End of Period	799	26,599	799

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Asia Select Acquisition II Corp. (the “Company”) was incorporated in the State of Delaware on May 20, 2008. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2011, the Company has not earned any revenue, has a working capital deficit of $67,214, and has an accumulated deficit of $77,214. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is March 31.

(b)	Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation years range from 2009 to 2011. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended March 31, 2011 and 2010, there were no charges for interest or penalties.

(e)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

       Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and notes payable to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company had no items representing comprehensive income or loss.

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(g)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

At March 31, 2011 and 2010, the only potential dilutive securities were 500,001 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

(h)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the US dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary assets and liabilities are translated using the exchange rate prevailing at the balance sheet date.  Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(i)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on April 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the year ended March 31, 2011, the Company paid $6,000 (2010 - $6,000) in office and administrative fees to a company controlled by the President of the Company.

(b)	As at March 31, 2011, the Company owed $42,858 (2010 - $42,858) to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in US dollars)

3.	Related Party Transactions (continued)

(c)	As at March 31, 2011, the Company owed $2,445 (2010 - $2,445) to the President of the Company which is non-interest bearing, unsecured, and due on demand

(d)	As at March 31, 2011, the Company owed $8,571 (2010 - $8,571) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at March 31, 2011, the Company owed $8,571 (2010 - $8,571) to a former director of the Company which is non-interest bearing, unsecured, and due on demand.

4.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, March 31, 2009, 2010 and 2011	500,001	1.00

As at March 31, 2011, the Company had 500,001 share purchase warrants exercisable at $1.00 per share of common stock expiring five years from the date the Company completes a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company”.

5.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2010 – 35%). The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax recovery as reported is as follows:

	2011 $	2010 $

Income tax recovery computed at the statutory rate	(8,552)	(14,809)
Change in valuation allowance	8,552	14,809

Income tax provision	–	–

ASIA SELECT ACQUISITION II CORP.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in US dollars)

5.	Income taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from components of deferred income tax assets and liabilities at March 31, 2011 and 2010 are as follows:

	2011 $	2010 $

Deferred income tax assets

Net operating losses carried forward	27,025	18,473
Valuation allowance	(27,025)	(18,473)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $77,214 available to offset taxable income in future years which begin expiring in fiscal 2029.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 28, 2010, the Company dismissed AJ Robbins, P.C. (“AJ Robbins”) as its independent registered public accountant and engaged Saturna Group Chartered Accountants LLP (“Saturna”) as its new independent registered public accountant.

Since May 20, 2008 (inception) through March 31, 2010, and the interim period preceding the dismissal of AJ Robbins, there were (1) no disagreements between the Company and AJ Robbins on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of AJ Robbins, would have caused AJ Robbins to make reference to the subject of that disagreement in its reports on the Company’s financial statements, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

(1)
lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Min Kuang	41	President, Secretary, Treasurer and Director

Anthony Zhou	54	Director
Leanna Doane (1)	51	Former Director

(1)
On November 9, 2010, Leanna Doane resigned as a director of the Company pursuant to a letter of resignation filed as Exhibit 17.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and is incorporated herein by reference.

Set forth below is a brief description of the background and business experience of our sole officer and directors.

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

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Asia Select Acquisition III Corp.	August 6, 2009	Effective October 5, 2009	000-53753	None.	Ms. Kuang has served as President, Secretary, Treasure and a director of the company since inception. Mr. Zhou has served as a director of the company since inception.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended March 31, 2011 and 2010 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Min Kuang	2011	None	None	None	None	None
President, Secretary,	2010	None	None	None	None	None
Treasurer and Director

Anthony Zhou	2011	None	None	None	None	None
Director	2010	None	None	None	None	None

Leanna Doane (1)	2011	None	None	None	None	None
Former Director	2010	None	None	None	None	None

(1)	Leanna Doane served as a director of the Company from May 20, 2008 (Inception) to November 9, 2010.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of June 29, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Asia Select Asset Management Limited (Hong Kong) (1) 300-1055 West Hastings St. Vancouver, British Columbia Canada V6E2E9	3,571,428		71.4%

Min Kuang (2)
300-1055 West Hastings St. Vancouver, British Columbia Canada V6E2E9	3,571,428	(3)	71.4%

Anthony Zhou (4) c/o Anthony Zhou & Company North Office Tower Oakridge Center, Suite 560 650 West 41st Ave. Vancouver, British Columbia Canada V5Z2M9	714,286		14.3%

Leanna Doanne (5) 300-1055 West Hastings St. Vancouver, British Columbia Canada V6E2E9	714,286		14.3%

(1)	Min Kuang, the President, Secretary, Treasurer and a director of the Company, also serves as the President of Asia Select Asset Management Limited (Hong Kong) (“ASAM”).
(2)	Min Kuang is the President, Secretary, Treasurer and a director of the Company.
(3)
Represents 3,571,428 shares of Common Stock owned of record by ASAM.  Ms. Kuang is the President of ASAM and has sole investment and voting control over the shares owned by it.  Therefore, Ms. Kuang may be deemed the beneficial owner of these shares of Common Stock.

(4)	Anthony Zhou is a director of the Company.
(5)	Leanna Doanne served as a director of the Company from May 20, 2008 (Inception) to November 9, 2010.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Office services are provided at a charge of $500 per month by China Select Capital Partners Corp. Min Kuang, our president is also the president of China Select Capital Partners Corp.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Anthony Zhou would be considered independent. Min Kuang would not be considered independent as she also serves as President, Secretary and Treasurer of the Company.

Item 14.  Principal Accounting Fees and Services

Saturna Group Chartered Accountants LLP (“Saturna”) is the Company's independent registered public accounting firm. AJ Robbins, P.C. (“AJ Robbins”) was the Company’s independent registered public accounting firm from May 20, 2008 (Inception) to July 28, 2010. On July 28, 2010, the Company dismissed AJ Robbins and engaged Saturna as it independent registered public accounting.

Audit Fees

The aggregate fees billed by Saturna for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,279 (Cdn$8,250) for the fiscal year ended March 31, 2011. Saturna was not engaged as the Company’s independent registered public accounting firm until July 28, 2010, and therefore there were no fees billed by Saturna for the fiscal year ended March 31, 2010.

The aggregate fees billed by AJ Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our annual reports on Form 10-K or services that are normally provided in connection with statutory and regulatory filings were $11,210 for the fiscal year ended March 31, 2010. AJ Robbins was dismissed as the Company’s independent registered public accounting firm on July 28, 2010, and therefore there were no fees billed by AJ Robbins for the fiscal year ended March 31, 2011.

Audit-Related Fees

There were no fees billed by Saturna for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2011. Saturna was not engaged as the Company’s independent registered public accounting firm until July 28, 2010, and therefore there were no fees billed by Saturna for the fiscal year ended March 31, 2010.

There were no fees billed by AJ Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2010. AJ Robbins was dismissed as the Company’s independent registered public accounting firm on July 28, 2010, and therefore there were no fees billed by AJ Robbins for the fiscal year ended March 31, 2011.

Tax Fees

There were no fees billed by Saturna or AJ Robbins for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2011 and March 31, 2010.

All Other Fees

There were no fees billed by Saturna for other products and services for the fiscal year ended March 31, 2011.  Saturna was not engaged as the Company’s independent registered public accounting firm until July 28, 2010, and therefore there were no fees billed by Saturna for the fiscal year ended March 31, 2010.

There were no fees billed by AJ Robbins for other products and services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2010. AJ Robbins was dismissed as the Company’s independent registered public accounting firm on July 28, 2010, and therefore there were no fees billed by AJ Robbins for the fiscal year ended March 31, 2011.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**17.1	Resignation Letter, dated November 9, 2010 from Leanna Doane to the Company’s Board of Directors

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2011

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on August 6, 2009, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA SELECT ACQUISITION II CORP.

Dated: June 29, 2011	By:	/s/ Min Kuang
Min Kuang
President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Min Kuang	President, Secretary, Treasurer	June 29, 2011
Min Kuang	and Director

/s/ Anthony Zhou	Director	June 29, 2011
Anthony Zhou